Form 10KSB
period 2003-12-31
LABONTE INC
filed 2004-04-14
CIK 1257498

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -----------------------------------------

                                   FORM 10-KSB

                   -----------------------------------------

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2003

                           Commission File #000-50353

                                  LABONTE, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   98-0403552
                      (IRS Employer Identification Number)

                              4701 Innovation Drive
                               Lincoln, NE                68521
               (Address of principal executive offices )(Zip Code)

                                 (402) 476-6205
                (Registrant's telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

     Title of each class               Name of each exchange on which registered

     -------------------               -----------------------------------------

     -------------------               -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.0001 par value

                         -------------------------------
                                (Title of class)


                   6540 E.Hastings St.#615, Burnaby, British
                                Columbia V5B 4Z5
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2003: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 30, 2004, was: $-0-

Number of shares of the registrant's common stock outstanding as of March 30, 2004 is: 100,000

We do not have a Transfer Agent.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Labonte, Inc. was incorporated on July 22, 2003 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholder, who subsequently sold such shares to 4 individuals in November 2003.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

* the ability to use registered securities to make acquisitions of assets or businesses;

*    increased visibility in the financial community;

*    the facilitation of borrowing from financial institutions;

*    improved trading efficiency;

*    shareholder liquidity;

*    greater ease in subsequently raising capital;

* compensation of key employees through stock options for which there may be a market valuation;

*    enhanced corporate image;

*    a presence in the United States capital market.

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with us may include the following:

* a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

* a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

* a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

* a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

* a foreign company which may wish an initial entry into the United States securities market;

* a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

* a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

EMPLOYEES

We have no full time employees. Our president has agreed to allocate a portion of his time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2. DESCRIPTION OF PROPERTY

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 30, 2004, there were 4 shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation
-----------------

We are continuing our efforts to locate a merger candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and closing such merger. However, if we cannot effect a non-cash acquisition, we may have to raise funds from a private offering of our securities under Rule 506 of Regulation D. There is no assurance we will obtain any such equity funding.

Results of Operation
--------------------

We did not have any operating income from inception (July 22, 2003) through December 31, 2003. For the year ended December 31, 2003, we recognized a net loss of $600. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At December 31, 2003 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

                                  LABONTE, INC.


                              FINANCIAL STATEMENTS







                             AS OF DECEMBER 31, 2003
                       AND FROM INCEPTION (JULY 22, 2003)
                            THROUGH DECEMBER 31, 2003


Labonte, Inc.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                     Page #


         Independent Auditors Report                       1


         Balance Sheet                                     2


         Statement of Operations and Retained Deficit      3


         Statement of Stockholders Equity                  4


         Cash Flow Statement                               5


         Notes to the Financial Statements                6-8

To The Board of Directors and Shareholder
LABONTE, INC.


We have audited the accompanying balance sheet of Labonte, Inc., as of December 31, 2003, and the related statement of operations, equity and cash flows for the five months ended December 31, 2003 and from inception (July 22, 2003) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Labonte, Inc., as of December 31, 2003, and the results of its operations and its cash flows for the twelve months then ended and from inception (July 22, 2003) through December 31, 2003 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet commenced operations, raise capital or implement a plan of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, LLC
Certified Public Accountants
Altamonte Springs, FL
March 23, 2004

                                  LABONTE, INC.
                                  BALANCE SHEET
                             As of December 31, 2003


                                     ASSETS


CURRENT ASSETS                                                   December 31, 2003
    Cash                                                            $        (0)
                                                                    ------------

    TOTAL ASSETS                                                    $        (0)
                                                                    ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

    Accrued expenses                                                $     1,150


    TOTAL LIABILITIES                                                     1,150

STOCKHOLDER'S EQUITY

    Common Stock - par value $0.001;
     100,000,000 shares authorized;
     100,000 issued and outstanding                                         100

    Additional paid in capital                                                0

    Preferred Stock - Par value $0.001;
     10,000,000 shares authorized;
     none issued and outstanding                                              0

    Accumulated Deficit                                                  (1,250)
                                                                    ------------

    Total stockholder's equity                                           (1,150)
                                                                    ------------


    TOTAL LIABILITIES AND EQUITY                                    $        (0)
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

                                  LABONTE, INC.
                             STATEMENT OF OPERATIONS
                For the five months ended December 31, 2003, and
            from inception (July 22, 2003) through December 31, 2003

                                                       From Inception to
                                   December 31, 2003    December 31, 2003
REVENUE

   Sales                                $     0                $     0
   Cost of sales                              0                      0
                                        -------                -------

GROSS PROFIT                                  0                      0

GENERAL AND ADMINISTRATIVE
    OFFICE EXPENSES                       1,250                  1,250
                                        -------                -------

NET LOSS                                 (1,250)                (1,250)

ACCUMULATED DEFICIT,
    BEGINNING BALANCE                         0                      0
                                        -------                -------

ACCUMULATED DEFICIT,
     ENDING BALANCE                     $(1,250)               $(1,250)
                                        =======                =======


NET EARNINGS PER SHARE

     Basic and Diluted
     Net loss per share          (Less than .01)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding     100,000






   The accompanying notes are an integral part of these financial statements.

                                  LABONTE, INC.
                STATEMENT OF STOCKHOLDER'S EQUITY From inception
                    (July 22, 2003) through December 31, 2003

                                                                     ACCUMULATED
                                         SHARES     COMMON STOCK     DEFICIT        TOTAL
                                        ---------   -------------   ------------   ---------
Stock issued on acceptance
   Of incorporation expenses
   July 22, 2003                         100,000          $ 100      $      0     $    100

Net loss                                                               (1,250)      (1,250)
                                        ---------    ------------    -----------   ---------

Total, December 31, 2003                 100,000          $ 100      $ (1,250)    $ (1,250)
                                        =========    ============    ===========   =========






   The accompanying notes are an integral part of these financial statements.

                                  LABONTE, INC.
                             STATEMENT OF CASH FLOWS
                For the five months ended December 31, 2003, and
            from inception (July 22, 2003) through December 31, 2003


                                                       December 31,              From
CASH FLOWS FROM OPERATING ACTIVITIES                       2003                Inception
        Net income (loss)                               $(1,250)               $(1,250)

        Increases (Decrease) in
        accrued expenses                                  1,150                  1,150
                                                        -------                -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                  (100)                  (100)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                  0                      0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on
          incorporation expenses                            100                    100

CASH RECONCILIATION

        Net increase (decrease) in cash                       0                      0
        Beginning cash balance                                0                      0
                                                        -------                -------

CASH BALANCE AT END DECEMBER 31, 2003                   $     0                $     0
                                                        =======                =======





   The accompanying notes are an integral part of these financial statements.

                                  LABONTE, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   Summary of significant accounting policies:
     ------------------------------------------

Industry - Labonte, Inc. (the Company), a Company incorporated in the state of
--------
Delaware as of July 22, 2003, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Results of Operations and Ongoing Entity - The Company is considered to be an
----------------------------------------
ongoing entity. The Company's shareholders fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources - In addition to the stockholder funding capital
-------------------------------
shortfalls; The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

Cash and Cash Equivalents - The Company considers cash on hand and amounts on
-------------------------
deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting - The Company's financial statements are prepared in
-------------------
accordance with generally accepted accounting principles.

Income Taxes - The Company utilizes the asset and liability method to measure
------------
and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

                                  LABONTE, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Fair Value of Financial Instruments - The Company's financial instruments may
-----------------------------------
include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk - Financial instruments which potentially expose
-----------------------------
The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

2.   Related Party Transactions and Going Concern:
     --------------------------------------------

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time The Company has not identified the business that it wishes to engage in.

The Company's shareholders fund The Company's activities while The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

3.   Accounts Receivable and Customer Deposits:
     -----------------------------------------

Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

4.   Use of Estimates:
     ----------------

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5.   Revenue and Cost Recognition:
     ----------------------------

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6.   Accrued Expenses:
     ----------------

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

                                  LABONTE, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   Operating Lease Agreements:
     --------------------------

The Company has no agreements at this time.

8.   Stockholder's Equity:
     --------------------

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on July 22, 2003 in acceptance of the incorporation expenses for the Company. The Company has also authorized 10,000,000 shares of preferred stock at a par value of $0.001, none of which have been issued.

9.   Required Cash Flow Disclosure for Interest and Taxes Paid:
     ---------------------------------------------------------

The company has paid no amounts for federal income taxes and interest. The Company issued 100,000 common shares of stock to its sole shareholder in acceptance of the incorporation expenses for the Company.

10.  Earnings Per Share:
     ------------------

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

11.  Income Taxes:
     ------------

The Company has a net operating loss carry-forward of $1,250 which will expire during the year 2023. An allowance has been established for the resulting deferred tax asset so that it is fully reserved and not presented as an asset on the Balance Sheet.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, LLC, CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2003 and April 14, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                                Age           Positions and Offices Held

Bernie McGinn                       33            Chief Executive Officer
                                                  Chief Financial Officer
                                                  Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

Bernie McGinn has over twelve years experience in the independent music industry as both business owner and as a music artist. He is the sole owner of two businesses: Caulfield Records, an independent record label with 43 titles in its catalog, and AudioObsessive, an online music retail business. McGinn has eight years of experience on lead with large-scale Internet projects for companies such as Time-Life Books. His experience also includes development in projects partnering with Microsoft and Barnes and Noble Booksellers. Based on his Internet/technology business experience and his experience in music entertainment, Mr. McGinn possesses a unique understanding of the needs and culture of artists, labels and E-tailers.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed Form 5's for the year ending December 31, 2003 and Form 3's and 4's regarding our change in ownership.

ITEM 10. EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for his services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Name                              Number of Total Shares      Consideration       % of Shareholdings
----                              ----------------------      -------------       ------------------
Jeff Fredrick                     33,333                      $8,667              33 1/3%
Tab Larson                        33,333                      $8,667              33 1/3%
Dr. Marvin Palmer                 16,667                      $4,333              16 2/3%
Neil Palmer                       16,667                      $4,333              16 2/3%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statements and schedules in
     Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

                EXHIBIT INDEX

3.1      Articles of Incorporation (1)

3.3      By-laws  (1)

(1) Incorporated by reference to our Form 10-SB (SEC File No. 0-30327).


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2003, we were billed $1,250 for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003.

Tax Fees

For our fiscal year ended December 31, 2003, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                               LABONTE INC.

                               By: /s/ Bernie McGinn
                              --------------------------
                                       Bernie McGinn
                                       Chief Executive Officer
                                       Chief Financial Officer
                                       Director
Dated: April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                TITLE                        DATE
----                                -----                        ----

/s/ Bernie McGinn                   Chief Executive Officer      April 14, 2004
---------------------               Chief Financial Officer
    Bernie McGinn                   Director