Form 10QSB
period 2004-03-31
LABONTE INC
filed 2004-05-17
CIK 1257498

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-50353

                                  LABONTE, INC.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                               98-0403552
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


                              4701 Innovation Drive
                                Lincoln, NE 68521
                    (Address of Principal Executive Offices)

                                 (402) 476-6205
                           (Issuer's telephone number)


      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 17, 2004, 2004: 100,000 shares of common stock outstanding, $0.001 par value.

                                  LABONTE, INC.
                              FINANCIAL STATEMENTS

                                      INDEX


Part I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition

Part II-- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature


Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                  LABONTE, INC.


                              FINANCIAL STATEMENTS







                            AS OF SEPTEMBER 30, 2003








LABONTE, Inc.
Financial Statements Table of Contents




   FINANCIAL STATEMENTS                                                   Page #



            Balance Sheet                                                    F-1


            Statement of Operations and Retained Deficit                     F-2


            Statement of Stockholders Equity                                 F-3


            Cash Flow Statement                                              F-4


            Notes to the Financial Statements                              F5-F7

                                  LABONTE, INC.


                              FINANCIAL STATEMENTS







                              AS OF MARCH 31, 2004
                       AND FROM INCEPTION (JULY 22, 2003)
                             THROUGH MARCH 31, 2004


Labonte, Inc.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                     Page #




         Balance Sheet                                     F-1


         Statement of Operations and Retained Deficit      F-2


         Statement of Stockholders Equity                  F-3


         Cash Flow Statement                               F-4


         Notes to the Financial Statements                 F-6

                                  LABONTE, INC.
                                  BALANCE SHEET
                 As of March 31, 2004 and December 31, 2003


                                     ASSETS


CURRENT ASSETS                                           March 31, 2004     December 31, 2003

    Cash                                                    $    (0)          $       (0)
                                                            --------            ---------




    TOTAL ASSETS                                            $    (0)          $       (0)
                                                            ========             ========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

    Accrued expenses                                        $ 1,400           $    1,150


    TOTAL LIABILITIES                                         1,400                1,150

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.001;
    100,000,000 shares authorized;
    100,000 issued and outstanding                              100                  100

  Additional paid in capital                                      0                    0

  Preferred Stock - Par value $0.001;
    10,000,000 shares authorized;
    none issued and outstanding                                   0                    0

  Accumulated Deficit                                        (1,500)              (1,250)
                                                            --------            --------

  Total stockholder's equity                                 (1,400)              (1,150)
                                                            --------            --------


    TOTAL LIABILITIES AND EQUITY                            $    (0)          $       (0)
                                                            ========            ========


   The accompanying notes are an integral part of these financial statements.

                                  LABONTE, INC.
                             STATEMENT OF OPERATIONS
                  For the three months ended March 31, 2004, and
              from inception (July 22, 2003) through March 31, 2004


                                                             From Inception to
                                         March 31, 2004        March 31, 2004
      REVENUE
         Sales                             $         0           $         0
         Cost of sales                               0                     0
                                           -----------           -----------

     GROSS PROFIT                                    0                     0

     GENERAL AND ADMINISTRATIVE
          OFFICE EXPENSES                          250                 1,500
                                           -----------           -----------

     NET LOSS                                     (250)               (1,500)

     ACCUMULATED DEFICIT,
          BEGINNING BALANCE                          0                     0
                                           -----------           -----------

     ACCUMULATED DEFICIT,
           ENDING BALANCE                  $      (250)          $    (1,500)
                                           ===========           ===========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share             (Less than .01)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding            100,000






   The accompanying notes are an integral part of these financial statements.

                                  LABONTE, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
              From inception (July 22, 2003) through March 31, 2004


                                                          ACCUMULATED
                                SHARES     COMMON STOCK     DEFICIT        TOTAL
                               ---------   -------------   ------------   ---------
Stock issued on acceptance
   Of incorporation expenses
   July 22, 2003                100,000          $ 100      $      0     $    100

Net loss                                                      (1,250)      (1,250)
                               ---------    ------------    -----------   ---------
Total, December 31, 2003        100,000          $ 100      $ (1,250)    $ (1,250)

Net loss                                                        (250)        (250)
                               ---------    ------------    -----------   ---------
Total, March 31, 2004           100,000          $ 100      $ (1,500)    $ (1,400)
                               =========    ============    ===========   =========






   The accompanying notes are an integral part of these financial statements.

                                  LABONTE, INC.
                             STATEMENT OF CASH FLOWS
                 For the three months ended March 31, 2004, and
           from inception (July 22, 2003) through March 31, 2004


                                                  March 31,          From
CASH FLOWS FROM OPERATING ACTIVITIES                2004           Inception
        Net income (loss)                         $  (250)          $(1,500)

        Increases (Decrease) in
        accrued expenses                              250             1,400
                                                  --------          --------

NET CASH PROVIDED OR (USED) IN OPERATIONS              (0)             (100)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                            0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on
          incorporation expenses                        0               100

CASH RECONCILIATION

        Net increase (decrease) in cash                 0                 0
        Beginning cash balance                          0                 0
                                                  --------          --------

CASH BALANCE AT END DECEMBER 31, 2003             $     0           $     0
                                                  ========          ========





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

                                       F-6
7.   Operating Lease Agreements:
     --------------------------

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

Plan of Operation
-----------------

The Registrant is continuing its efforts to locate a merger Candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and closing such merger. However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

Results of Operation
--------------------

The Company did not have any operating income from inception (July 22, 2003) through March 31, 2004. For the quarter ended March 31, 2003, the registrant recognized a net loss of $250. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At March 31, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

        (a)  Exhibits

             31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

             32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

        (b) Reports on Form 8-K

            None



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                        LABONTE, INC.



Date:   May 17, 2004                 /s/ Bernie McGinn
                                        --------------------------------
                                        Bernie McGinn
                                        Bernie McGinn
                                        Chief Executive Officer
                                        Chief Financial Officer
                                        Director