Form 10QSB
period 2003-09-30
LABONTE INC
filed 2004-07-20
CIK 1257498

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                           6540 E. Hastings, Suite 615
                          Burnaby, B.C. Canada V5B 4Z5
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 7, 2004: 100,000 shares of common stock outstanding, $0.001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the quarter ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

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








LABONTE, Inc.
Financial Statements Table of Contents




   FINANCIAL STATEMENTS                                                   Page #



            Balance Sheet                                                    F-1


            Statement of Operations and Retained Deficit                     F-2


            Statement of Stockholders Equity                                 F-3


            Cash Flow Statement                                              F-4


            Notes to the Financial Statements                              F5-F7

                                  LABONTE, INC.
                                  BALANCE SHEET
                            As of September 30, 2003


                                     ASSETS




CURRENT ASSETS                                                September 30, 2003


        Cash                                                   $        (0)
                                                                   --------




        TOTAL ASSETS                                           $        (0)
                                                                   ========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

    Accrued expenses                                           $       650


    TOTAL LIABILITIES                                                  650

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.001;
    100,000,000 shares authorized;
    100,000 issued and outstanding                                     100

  Additional paid in capital                                             0

  Preferred Stock - Par value $0.001;
    10,000,000 shares authorized;
    none issued and outstanding                                          0

  Accumulated Deficit                                                 (750)
                                                                   --------

  Total stockholder's equity                                          (650)
                                                                   --------


  TOTAL LIABILITIES AND EQUITY                                 $        (0)
                                                                   ========





   The accompanying notes are an integral part of these financial statements.

                                  LABONTE, INC.
                             STATEMENT OF OPERATIONS
             For the seventy one days ended September 30, 2003, and
            from inception (July 22, 2003) through September 30, 2003




                                                                               From Inception to
                                                        September 30, 2003    September 30, 2003
REVENUE
    Sales                                                      $         0           $         0
    Cost of sales                                                        0                     0
                                                               -----------           -----------

GROSS PROFIT                                                             0                     0

GENERAL AND ADMINISTRATIVE
     OFFICE EXPENSES                                                   750                   750
                                                               -----------           -----------

NET LOSS                                                              (750)                 (750)

ACCUMULATED DEFICIT,
     BEGINNING BALANCE                                                   0                     0
                                                               -----------           -----------

ACCUMULATED DEFICIT,
      ENDING BALANCE                                           $      (750)          $      (750)
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

                                 LABONTE, INC.
                STATEMENT OF STOCKHOLDER'S EQUITY From inception
                   (July 22, 2003) through September 30, 2003



                                                                     ACCUMULATED
                                 SHARES     COMMON STOCK         DEFICIT                TOTAL
                               ---------    -------------      ------------          -----------
Stock issued on acceptance
   Of incorporation expenses
   July 22, 2003                100,000     $         100      $         0           $       100

Net loss                                                              (750)                 (750)
                               ---------    -------------      -----------           -----------

Total, September 30, 2003       100,000     $         100      $      (750)          $      (650)
                               =========    =============      ===========           ===========







   The accompanying notes are an integral part of these financial statements.

                                  LABONTE, INC.
                             STATEMENT OF CASH FLOWS
             For the seventy one days ended September 30, 2003, and
            from inception (July 22, 2003) through September 30, 2003





                                                              September 30,               From
CASH FLOWS FROM OPERATING ACTIVITIES                               2003                Inception
        Net income (loss)                                      $      (750)          $      (750)

        Increases (Decrease) in
        accrued expenses                                               650                   650
                                                               -----------           -----------

NET CASH PROVIDED OR (USED) IN OPERATIONS                             (100)                 (100)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                             0                     0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on
          incorporation expenses                                       100                   100

CASH RECONCILIATION

        Net increase (decrease) in cash                                  0                     0
        Beginning cash balance                                           0                     0
                                                               -----------           -----------

CASH BALANCE AT END OF PERIOD                                  $         0           $         0
                                                               ===========           ===========






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

Results of Operation

We did not have any operating income from inception (July 22, 2003) through September 30, 2003. For the period ended September 30, 2003, we recognized a net loss of $750. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2003 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

                                        LABONTE, INC.



Date:   July 7, 2004                    /s/ Bernie McGinn
                                        --------------------------------
                                        Bernie McGinn
                                        Cheif Executive Officer
                                        Cheif Financial Officer