Form 10QSB
period 2004-06-30
NUMIDA INC
filed 2004-08-16
CIK 1257498

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-50353

                                  NUMIDA, INC.
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

                                 LABONTE, INC.
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 16, 2004, 2004: 100,000 shares of common stock outstanding, $0.001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the quarter ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                  LABONTE, INC.


                              FINANCIAL STATEMENTS







                               AS OF JUNE 30, 2004
                       AND FROM INCEPTION (JULY 22, 2003)
                              THROUGH JUNE 30, 2004


Labonte, Inc.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                     Page #




         Balance Sheet                                     F-1


         Statement of Operations and Retained Deficit      F-2


         Statement of Stockholders Equity                  F-4


         Cash Flow Statement                               F-5


         Notes to the Financial Statements                 F-6



                                  LABONTE, INC.
                                  BALANCE SHEET
                    As of June 30, 2004 and December 31, 2003


                                     ASSETS


CURRENT ASSETS                                                  June 30, 2004        December 31, 2003

    Cash                                                        $        (0)           $        (0)
                                                                -----------            -----------




    TOTAL ASSETS                                                $        (0)           $        (0)
                                                                ===========            ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

    Accrued expenses                                            $     1,650            $     1,150
                                                                -----------            -----------

    TOTAL LIABILITIES                                                 1,650                  1,150

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.001;
    100,000,000 shares authorized;
    100,000 issued and outstanding                                      100                    100

  Additional paid in capital                                              0                      0

  Preferred Stock - Par value $0.001;
    10,000,000 shares authorized;
    none issued and outstanding                                           0                      0

  Accumulated Deficit                                                (1,750)                (1,250)
                                                                -----------            -----------

  Total stockholder's equity                                         (1,650)                (1,150)
                                                                -----------            -----------


TOTAL LIABILITIES AND EQUITY                                    $        (0)           $        (0)
                                                                ===========            ===========


                 The accompanying notes are an integral part of these financial statements.


                                                       F-1






                                  LABONTE, INC.
                             STATEMENT OF OPERATIONS
                   For the six months ended June 30, 2004, and
              from inception (July 22, 2003) through June 30, 2004



                                                                           From Inception to
                                               June 30, 2004                  June 30, 2004
REVENUE
   Sales                                         $       0                     $       0
   Cost of sales                                         0                             0
                                                 ---------                     ---------

ROSS PROFIT                                              0                             0

ENERAL AND ADMINISTRATIVE
    OFFICE EXPENSES                                    500                         1,750
                                                 ---------                     ---------

ET LOSS                                               (500)                       (1,750)

CCUMULATED DEFICIT,
    BEGINNING BALANCE                               (1,250)                            0
                                                 ---------                     ---------

CCUMULATED DEFICIT,
     ENDING BALANCE                              $  (1,750)                    $  (1,750)
                                                 =========                     =========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                 (Less than .01)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding                100,000






   The accompanying notes are an integral part of these financial statements.





                                  LABONTE, INC.
                             STATEMENT OF OPERATIONS
                    For the three months ended June 30, 2004





                                          June 30, 2004
REVENUE
    Sales                                  $      0
    Cost of sales                                 0
                                           --------

GROSS PROFIT                                      0

GENERAL AND ADMINISTRATIVE
     OFFICE EXPENSES                            250
                                           --------

NET LOSS                                   $   (250)
                                           ========



   The accompanying notes are an integral part of these financial statements.


                                       F-3




                                  LABONTE, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
              From inception (July 22, 2003) through June 30, 2004




                                                                        ACCUMULATED
                                  SHARES           COMMON STOCK          DEFICIT            TOTAL
                                 ---------         -------------       ------------       ---------
Stock issued on acceptance
   Of incorporation expenses
   July 22, 2003                   100,000           $    100           $      0           $    100

Net loss                                                                  (1,250)            (1,250)
                                  --------           --------           --------           --------
Total, December 31, 2003           100,000           $    100           $ (1,250)          $ (1,150)

Net loss                                                                    (500)              (500)
                                  --------           --------           --------           --------
Total, June 30, 2004               100,000           $    100           $ (1,750)          $ (1,650)
                                  ========           ========           ========           ========






   The accompanying notes are an integral part of these financial statements.




                                  LABONTE, INC.
                             STATEMENT OF CASH FLOWS
                   For the six months ended June 30, 2004, and
              from inception (July 22, 2003) through June 30, 2004


                                                   June 30,           From
CASH FLOWS FROM OPERATING ACTIVITIES                 2004           Inception

        Net income (loss)                          $  (500)          $(1,750)

        Increases (Decrease) in
        accrued expenses                               500             1,650
                                                   -------           -------

NET CASH PROVIDED OR (USED) IN OPERATIONS               (0)             (100)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                             0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on
          incorporation expenses                         0               100

CASH RECONCILIATION

        Net increase (decrease) in cash                  0                 0
        Beginning cash balance                           0                 0
                                                   -------           -------

CASH BALANCE AT END JUNE 30, 2004                  $     0           $     0
                                                   =======           =======





   The accompanying notes are an integral part of these financial statements.


                                       F-5




                                  LABONTE, INC.
                          NOTES TO FINANCIAL STATEMENTS

================================================================================

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

================================================================================

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

================================================================================

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

12.  Subsequent Events
     -----------------

On July 15, 2004, we completed a transaction with Numida, Inc., which was founded in 2002. Specifically, we licensed the following assets in exchange for issuing 8,000,000 of our shares to the Numida shareholders:

o File-Cash. The complete File-Cash software platform. All development, proprietary processes, and any and all intellectual property. All digital content already licensed or in the process of being licensed.

o LegalTunes. All development, processes, designs, artwork, and any and all intellectual property that have been developed for the LegalTunes brand.

o LegalFlix. All development, processes, designs, artwork, and any and all intellectual property that have been developed for the LegalFlix brand.

o All future uses of File-Cash and its Central File Distribution Library for any and all distribution of monetized digital content using the Internet. This content shall include but not be limited to: Audio, Video, Data, Software, PDF.

o The exclusive rights to use E-CASH monetary transactions for all digital file distribution through the File-Cash system. This includes all rights to use the name E-CASH.

o The exclusive rights to E-CASH monetary transactions for all music, cinematic, data, software, and PDF digital file distribution, whether a part of the File-Cash platform or not. This exclusivity does not include certain business opportunities being currently pursued by E-C Logix Inc., which includes but is not limited to horse racing and gaming/wagering.

o Ten percent (10%) of all gross interest income (float) on all E-CASH deposits. This includes all E-CASH deposits arising from any and all applications of E-CASH including music, cinematic, data, software, and PDF digital file distribution, Horse racing and gaming/wagering are excluded under this category.

On July 9, 2004, we changed our name to Numida, Inc.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

On July 15, 2004, we completed a transaction with Numida, Inc., which was founded in 2002. Specifically, we licensed the following assets in exchange for issuing 8,000,000 of our shares to the Numida shareholders:

o File-Cash. The complete File-Cash software platform. All development, proprietary processes, and any and all intellectual property. All digital content already licensed or in the process of being licensed.

o LegalTunes. All development, processes, designs, artwork, and any and all intellectual property that have been developed for the LegalTunes brand.

o LegalFlix. All development, processes, designs, artwork, and any and all intellectual property that have been developed for the LegalFlix brand.

o All future uses of File-Cash and its Central File Distribution Library for any and all distribution of monetized digital content using the Internet. This content shall include but not be limited to: Audio, Video, Data, Software, PDF.

o The exclusive rights to use E-CASH monetary transactions for all digital file distribution through the File-Cash system. This includes all rights to use the name E-CASH.

o The exclusive rights to E-CASH monetary transactions for all music, cinematic, data, software, and PDF digital file distribution, whether a part of the File-Cash platform or not. This exclusivity does not include certain business opportunities being currently pursued by E-C Logix Inc., which includes but is not limited to horse racing and gaming/wagering.

o Ten percent (10%) of all gross interest income (float) on all E-CASH deposits. This includes all E-CASH deposits arising from any and all applications of E-CASH including music, cinematic, data, software, and PDF digital file distribution, Horse racing and gaming/wagering are excluded under this category.


On July 9, 2004, we changed our name to Numida, Inc.

Plan of Operation
-----------------

We are continuing our efforts to locate a merger candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and closing such merger. However, if we cannot effect a non-cash acquisition, we may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance we will obtain any such equity funding.

Results of Operation
--------------------

We did not have any operating income from inception (July 22, 2003) through June 30, 2004. For the quarter ended June 30, 2004, we recognized a net loss of $250. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At June 30, 2004, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

                                        LABONTE, INC.



Date:   August 13, 2004                 /s/ Bernie McGinn
                                        --------------------------------
                                        Bernie McGinn
                                        Bernie McGinn
                                        Chief Executive Officer
                                        Chief Financial Officer
                                        Director